Form 10-K
period 2022-12-31
Harley-Davidson Motorcycle Trust 2021-B
filed 2023-03-23
CIK 1872446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

(Mark one)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Item 4. [RESERVED].

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
Item 6. [RESERVED].
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
Item 13. Certain Relationships and Related Transactions.
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
Annual losses on the retail motorcycle loans serviced by HDCC were 1.88% during 2022 compared to 1.19% in 2021. The 30-day delinquency rate for retail motorcycle loans serviced by HDCC at December 31, 2022 increased to 4.50% from 3.33% at December 31, 2021. The unfavorable retail credit loss and delinquency performance were driven by delinquencies and losses returning to pre-COVID-19 pandemic levels following a period of favorable performance supported by benefits provided to individuals under the U.S. federal stimulus packages and COVID-19 pandemic retail payment extensions. HDCC ceased providing COVID-19-related extensions in the second quarter of 2021. HDCC continues to grant payment extensions to its customers consistent with its standard policies and practices in place prior to the COVID-19 pandemic. Additionally, credit losses were unfavorably impacted by lower motorcycle recovery values at auction. HDCC expects delinquencies to continue to normalize to pre-COVID rates over time due to the termination of the COVID-19-related extension program and as the impact of federal stimulus benefits wanes. HDCC believes its retail credit losses may continue to increase over time due to changing consumer credit behavior and new financing programs that may result in different loan performance than existing programs. Increases in the frequency of loss and decreases in the value of repossessed Harley-Davidson branded motorcycles also adversely impact credit losses. If there are adverse circumstances that involve a material decline in values of Harley-Davidson branded motorcycles, which may result from actions that Harley-Davidson has taken or could take that impact motorcycle values, those circumstances or any related decline in resale values for Harley-Davidson branded motorcycles could contribute to increased delinquencies and credit losses. The assets owned by the Trust may experience credit losses at rates that are the same as, greater than or less than those of the retail motorcycle loans that HDCC or its affiliates originated and HDCC services taken as a whole.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

 Each of HDCC and the Indenture Trustee (each, a “Servicing Participant”) has been identified by the Trust as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Trust’s fiscal year ending December 31, 2022, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each

Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.
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

10.4		Underwriting Agreement dated as of August 10, 2021 among CFC, HDCC and Barclays Capital Inc., as representative for the several underwriters, incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K (File Number 333-230733-04), filed on August 11, 2021.
31.1		Rule 13a-14(a)/15d-14(a) Certification of the senior officer in charge of servicing function of HDCC.
33.1		Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of HDCC for the year ended December 31, 2022.
33.2		Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Citibank, N.A. for the year ended December 31, 2022.
34.1		Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to HDCC.
34.2		Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Citibank, N.A.
35.1		Servicer Compliance Statement of HDCC for the period from January 1, 2022 through December 31, 2022.
Not Applicable.

(c)	Not Applicable

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

HARLEY-DAVIDSON MOTORCYCLE TRUST 2021-B

	By:	Harley-Davidson Credit Corp., as Servicer

	By:	/s/ David Viney
David Viney
Vice President and Treasurer (senior officer in charge of the servicing function)

March 23, 2023